Form 10-Q
period 2012-09-05
WHEELCHAIR ADL SOLUTIONS
filed 2012-09-06
CIK 1532374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 (MARK ONE)

  X  . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGEACT OF 1934

FOR THE QUARTERLY PERIOD ENDED May 31, 2012

OR

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO _________

COMMISSION FILE NUMBER: 333-178417

Wheelchair ADL Solutions Corporation

 (Exact name of registrant as specified in its charter)

Nevada	45-2596371
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1324 N. Liberty Lake Rd. #169
Liberty Lake, WA 99019
Telephone: 509-995-5250
Facsimile: 509-210-3260
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No  X  .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes      . No  X  .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 11,013,000 shares of common stock, par value $.001, are issued and outstanding as of August 22, 2012.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as "plan", "anticipate", "believe", "estimate", "should", "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form S1-A5 for the fiscal year ended November 30, 2011. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the "SEC"), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, "we," the "Company," "our," and "us" refers to Wheelchair ADL Solutions Corporation, a Florida corporation.

Part I.  Financial Information

Item 1.  Financial Statements.

Wheelchair ADL Solutions Corporation
(A Development Stage Entity)
Balance Sheets

	May 31,	November 30,
	2012	2011
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$911	$1,405
Total Current Assets	911	1,405

Property and Equipment, net of accumulated depreciation of $0 and $0, respectively
	-	-
Security deposits	-	-

TOTAL ASSETS	$911	$1,405

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$750	$2,200
Due to shareholder	5,700	-
Total Current Liabilities	6,450	2,200

TOTAL LIABILITIES	6,450	2,200

Stockholders' Deficit
Preferred stock: 5,000,000 authorized; $0.001 par value 5,000,000 shares issued and outstanding	5,000	5,000

Common stock: 100,000,000 authorized; $0.001 par value 11,013,000 shares issued and outstanding	11,013	11,013
Additional paid in capital	95,287	95,287
Accumulated deficit during development stage	(116,839)	(112,095)
Total Stockholders' Deficit	(5,539)	(795)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$911	$1,405

See notes to the unaudited financial statement.

Wheelchair ADL Solutions Corporation
(A Development Stage Entity)
Statements of Operations
	(unaudited)
			November 10, 2011
	For the Three Months Ended	For the Six Months Ended	(inception)
			through
	May 31,	May 31,	May 31,
	2012 $	2012 $	2012 $

Revenues	774	774	1,413
Direct costs	777	777	1,286
	(3)	(3)	127

Operating Expenses
Compensation	-	-	110,000
Professional	2,740	4,590	6,590
General and administrative	151	151	376
Total operating expenses	2,891	4,741	116,966

Net loss from operations	(2,894)	(4,744)	(116,839)

Other income (expense)
Interest expense	-	-	-
Income taxes	-	-	-

Net loss	(2,894)	(4,744)	(116,839)

BASIC AND DILUTED LOSS PER SHARE	(0.00)	(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
	11,013,000	11,013,000

See notes to the unaudited financial statement.

Wheelchair ADL Solutions Corporation
(A Development Stage Entity)
Statement of Stockholders' Equity

						Accumulated
					Additional	Deficit
	Preferred Stock		Common Stock		Paid in	Development
	Shares	Amount $	Shares	Amount $	Capital $	Stage $	Total $

Balance at Inception, November 10, 2011	-	-	-	-	-	-	-

Issuance of common stock to founders, November 10, 2011 valued at $0.001 per share	5,000,000	5,000	10,000,000	10,000	(5,000)	-	10,000

Issuance of common stock for cash, November 10, 2011, $0.10 per share	-	-	13,000	13	1,287	-	1,300

Issuance of common stock for services
November 30, 2011, $0.10 per share	-	-	1,000,000	1,000	99,000	-	100,000

Net loss	-	-	-	-	-	(112,095)	(112,095)

Balance, November 30, 2011 (audited)	5,000,000	5,000	11,013,000	11,013	95,287	(112,095)	(795)

Issuance of preferred stock for services	-	-	-	-	-	-	-
Net loss (unaudited)	-	-	-	-	-	(4,744)	(4,744)

Balance, May 31, 2012	5,000,000	5,000	11,013,000	11,013	95,287	(116,839)	(5,539)

See notes to the unaudited financial statement.

Wheelchair ADL Solutions Corporation
(A Development Stage Entity)
Statements of Cash Flows

		November 10, 2011
	For the Six Months Ended	(inception)
		through
	May 31,	May 31,
	2012	2012
	(unaudited) $	(unaudited) $

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	(4,744)	(116,839)
Adjustment to reconcile Net Income to net
cash provided by operations:
Stock-based compensation	-	110,000
Changes in assets and liabilities:
Accounts payable and accrued expenses	(1,450)	750
Due to shareholder	5,700	5,700
Net Cash Used in Operating Activities	(494)	(389)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-	1,300
Net Cash Provided by Financing Activates	-	1,300

Net (decrease) in cash and cash equivalents	(494)	911
Cash and cash equivalents, beginning of period	1,405	-
Cash and cash equivalents, end of period	911	911

Supplemental Cash Flow Information
Cash paid for interest	-	-
Cash paid for taxes	-	-

See notes to the unaudited financial statement.

WHEELCHAIR ADL, INC

(A Development Stage Entity)

Notes to Financial Statement

As of May 31, 2012 (unaudited) and November 30, 2011 (audited)

and the period ended May 31, 2012 (unaudited) and the period

November 10, 2011 (date of inception) through November 30, 2011 (unaudited)

NOTE 1. Nature of Business

ORGANIZATION

Wheelchair ADL Corporation (“The Company”) was incorporated on November 10, 2011 in the State of Nevada as a for-profit Company. The Company is a development stage company in accordance with FASB ASC 915 Financial Reporting for Development Stage Entities.

The Company was formed to provide technology accessories, using the world’s best mounting systems and applying them to wheelchairs. The Company provides for adapted mounting to wheelchairs, such items as laptops, cell phones, Ipods, fishing poles and any practical accessory.   We use a ball and socket mounting technology, known as Round-A-Mount (“RAM”), to allow our clients to quickly adjust the attached devise to personal positioning requirements using the ADL Swing Arm Kit.  All of our activities of daily living (“ADL”) solutions can be quickly removed for the ADL Swing Arm with the turn of a handle (without tools).  Our ADL Swing Arm is a universal mount for quick, easy fitting for all ADL solutions.

The Company is headquartered in Liberty Lake, Washington.  The elected year end is November 30.

NOTE 2. Significant Accounting Policies

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the period ended May 31, 2012, the Company had limited operations and no history of recurring revenues, as revenue process has commenced in 2011.  The Company is in the development stage.  The Company has an accumulated deficit.  In the absence of raising operating capital through equity or loans, the Company is dependent on financing from its majority shareholder to meet its current operating obligations. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to generate revenues from operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. However, there is no assurance that the Company will attain profitability.

The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

BASIS OF PRESENTATION

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and six month periods ended May 31, 2012; (b) the financial position at May 31, 2011; and (c) cash flows for the six month period ended May 31, 2012, have been made.

USE OF ESTIMATES

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP"), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FINANCIAL INSTRUMENTS

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

CASH

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.  There were no cash equivalents at May 31, 2012.

REVENUE RECOGNITION

The Company recognizes revenue when product is shipped and risk of loss passes to the consumer.  All revenue is invoiced and receipt occurs prior to delivery.

ADVERTISING

Advertising costs are expensed as incurred.  No advertising costs have been incurred for the three and six month periods ended May 31, 2012 or for the period November 10, 2011 (date of inception) through May 31, 2012.

RESEARCH AND DEVELOPMENT

The Company expenses research and development costs when incurred.  Research and development costs include designing, prototyping and testing of product.  Indirect costs related to research and developments are allocated based on percentage usage to the research and development.  We spent $0 in research and development costs for the three and six month periods ended May 31, 2012 and for the period November 10, 2011 (date of inception) through May 31, 2012.

SHARE BASED COMPENSATION

Share-based payments to employees, including grants of employee stock options are recognized as compensation expense in the financial statements based on their fair values, in accordance with FASB ASC Topic 718. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company had no common stock options or common stock equivalents granted or outstanding for all periods presented. The company may issue shares as compensation in the future periods for employee services.

The Company may issue restricted stock to consultants for various services.  Cost for these transactions will be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is to be measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete. The company has issue shares as compensation for services associated with the registration of the common shares.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE

The Company accounts for income taxes under FASB ASC 740 “Income Taxes.”  Under the asset and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per share is calculated in accordance with FASB ASC 260, “Earnings Per Share.”  The weighted-average number of common shares outstanding during each period is used to compute basic earning or loss per share.  Diluted earnings or loss per share is computed using the weighted average number of shares and diluted potential common shares outstanding.  Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at May 31, 2012.  As of May 31, 2012, the Company had no dilutive potential common shares.

RECENTLY ACCOUNTING PRONOUNCEMENTS

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company’s present or future financial statements.

NOTE 3. INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of May 31, 2012 the Company had a loss and for the period November 10, 2011 (Date of Inception) through May 31, 2012, the Company incurred losses of $116,839.   The net operating loss in the amount of $116,839, resulting from operating activities, result in deferred tax assets of approximately $39,725 at the effective statutory rates.  The deferred tax asset has been off-set by an equal valuation allowance.

NOTE 4. EQUITY TRANSACTIONS

CLASSES OF STOCK

Preferred Stock:  The Company has designated 5,000,000 shares of preferred stock, with $.001 par value.  All authorized shares have been issued.

Common Stock:  The Company has been authorized 100,000,000 shares of common stock, with $.001 par value. As of May 31, 2012, 11,013,000 shares have been issued.

Warrants and options:  There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

The Company issued 10,000,000 shares of common stock and 5,000,000 shares of preferred stock to its founders, effective at inception.  Shares were valued at $.001, as there was no immediate market and the value was considered equivalent to the incorporation and development costs incurred by founding individuals.

The Company sold for cash 13,000 shares to individuals during November 2011 for $.10 per share, for a total of $1,300.

The Company issued 1,000,000 shares to two entities for services rendered in connection with the development of the business plan.  These services were valued at the share price of the last sales of equities issued for cash, as the share price was more measurable.  Shares were valued at $100,000 dollars and charged to compensation expense, included in general and administrative expenses.

NOTE 5. RELATED PARTY TRANSACTIONS, COMMITMENTS AND CONTINGENCY

In support of the Company’s efforts and cash requirements, it is relying on advances from its majority shareholder and related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. As of May 31, 2012 and November 30, 2011 there was $5,700 and $0 outstanding, respectively.

Some of the officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. There are no employment agreements and therefore they may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

From time to time the Company may become a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 7. SUBSEQUENT EVENTS

Management has evaluated all other subsequent events and is not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this registration with the Securities and Exchange Commission (“SEC”) that would have a material impact on our financial statements.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

Wheelchair ADL Solutions Corporation is a development stage company and was incorporated in Nevada on November 10, 2011, The Company was formed to provide technology accessories, using the world’s best mounting systems and applying them to wheelchairs. It is in accordance with SFAS #7 is considered to be in the development stage.

Results of Operations

The following discussion should be read in conjunction with the condensed financial statements and segment data and in conjunction with the Company's S-1 and amended S-1/A's. Results or interim periods may not be indicative of results for the full year.

During the first two quarters of the fiscal year 2012, the Company was focused on preparing the documentation required to be filed with the Securities and Exchange Commission (SEC) and with the Financial Industry Regulatory Authority (FINRA). On December 9, 2011 the Company filed a Registration Form S-1 and also filed S-1/A Amendments on January 31, 2012, February 28, 2012, March 23, 2012, May 3, 2012 and May 30, 2012 with the SEC.  A Notice of Effectiveness was granted by the SEC on June 22, 2012.

Results of Operations

The Company generated revenue of $774 during the three and six months ended May 31, 2012.

Total operating expenses for the three and six months ending May 31, 2012 were $2,891 and $4,741 resulting in an operating loss for the periods of $2,894 and $4,744, respectively, and a basic net loss per share amounting to $(.00) and $(.00) for the three and six months ending May 31, 2012.

General and Administrative expenses consisted primarily of SEC reporting and filing fees for the three and six months ending May 31, 2012 and were $151.

Total Professional expenses for the three and six months ended May 31, 2012 were $2,740 and $4,590, respectively. The increase in expenses was due to increased EDGAR filing and accounting fees.

Liquidity and Capital Resources

At May 31, 2012 we had a negative working capital of $(5,539) consisting of cash on hand of $911 as compared to working capital of $(795) and cash of $1,405 at November 30, 2011.

Net cash used in operating activities for the six months ended May 31, 2012 was $494.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Management's Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of May 31, 2012 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of May 31, 2012.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by November 30, 2012. Additionally, we plan to test our updated controls and remediate our deficiencies by November 30, 2012.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not applicable to a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial and accounting officer
32.1	Section 1350 Certification of principal executive officer and principal financial and accounting officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wheelchair ADL Solutions Corporation

By:	/s/ Matthew Allen
Matthew Allen
Its:	President, Principal Executive Officer,
Principal Financial Officer,
Principal Accounting Officer and
Chairman of the Board of Directors
Dated: September 5, 2012