Form 10-Q
period 2012-08-31
WHEELCHAIR ADL SOLUTIONS
filed 2012-10-22
CIK 1532374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED August 31, 2012

OR

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO _________

COMMISSION FILE NUMBER: 333-178417

Wheelchair ADL Solutions Corporation

 (Exact name of registrant as specified in its charter)

Nevada	45-2596371
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1324 N. Liberty Lake Rd. #169

Liberty Lake, WA 99019

Telephone:  509-995-5250

Facsimile:  509-210-3260

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

Yes      . No   X  .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 11,013,000 shares of common stock, par value $.001, are issued and outstanding as of October 18, 2012.

TABLE OF CONTENTS

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

Part I.  Financial Information

Item 1.  Financial Statements.

Wheelchair ADL Solutions Corporation
(A Development Stage Entity)
Balance Sheets

	August 31,	November 30,
	2012	2011
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$317	$1,405
Total Current Assets	317	1,405

Property and Equipment, net of accumulated depreciation of $0 and $0, respectively
	-	-
Security deposits	-	-

TOTAL ASSETS	$317	$1,405

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$20	$2,200
Due to shareholder	5,835	-
Total Current Liabilities	5,855	2,200

TOTAL LIABILITIES	5,855	2,200

Stockholders' Deficit
Preferred stock: 5,000,000 authorized; $0.001 par value 5,000,000 shares issued and outstanding
	5,000	5,000
Common stock: 100,000,000 authorized; $0.001 par value 11,013,000 shares issued and outstanding
	11,013	11,013
Additional paid in capital	95,287	95,287
Accumulated deficit during development stage	(116,837)	(112,095)
TOTAL STOCKHOLDERS' DEFICIT	(5,537)	(795)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$317	$1,405

See notes to the unaudited financial statement.

Wheelchair ADL Solutions Corporation
(A Development Stage Entity)
Statements of Operations
(unaudited)
			November 10, 2011
	For the Three	For the Nine	(inception)
	Months Ended	Months Ended	through
	August 31,	August 31,	August 31,
	2012	2012	2012

Revenues	$871	$1,645	$2,284
Direct costs	210	987	1,496
	661	658	788

Operating Expenses
Compensation	-	-	110,000
Professional	525	5,115	7,115
General and administrative	134	285	510
Total operating expenses	659	5,400	117,625

Net loss from operations	2	(4,742)	(116,837)

Other income (expense)
Interest expense	-	-	-
Income taxes	-	-	-

Net loss	$2	$(4,742)	$(116,837)

BASIC AND DILUTED LOSS PER SHARE	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	11,013,000	11,013,000

See notes to the unaudited financial statement.

Wheelchair ADL Solutions Corporation
(A Development Stage Entity)
Statement of Stockholders' Equity

						Accumulated
					Additional	Deficit
	Preferred Stock		Common Stock		Paid in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance at Inception, November 10, 2011	-	$-	-	-	$-	$-	$-

Issuance of common stock to founders, November 10, 2011 valued at $0.001 per share	5,000,000	5,000	10,000,000	10,000	(5,000)	-	10,000

Issuance of common stock for cash, November 10, 2011, $0.10 per share	-	-	13,000	13	1,287	-	1,300

Issuance of common stock for services
November 30, 2011, $0.10 per share	-	-	1,000,000	1,000	99,000	-	100,000

Net loss	-	-	-	-	-	(112,095)	(112,095)

Balance, November 30, 2011 (audited)	5,000,000	5,000	11,013,000	11,013	95,287	(112,095)	(795)

Net loss (unaudited)	-	-	-	-	-	(4,742)	(4,742)

Balance, August 31, 2012	5,000,000	$5,000	11,013,000	$11,013	$95,287	$(116,837)	$(5,537)

See notes to the unaudited financial statement.

Wheelchair ADL Solutions Corporation
(A Development Stage Entity)
Statements of Cash Flows

		November 10, 2011
	For the Nine	(inception)
	Months Ended	through
	August 31,	August 31,
	2012	2012
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(4,742)	$(116,837)
Adjustment to reconcile Net Income to net cash provided by operations:

Stock-based compensation	-	110,000
Changes in assets and liabilities:
Accounts payable and accrued expenses	(2,180)	20
Due to shareholder	5,835	5,835
Net Cash Used in Operating Activities	(1,088)	(983)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-	1,300
Net Cash Provided by Financing Activates	-	1,300

Net (decrease) in cash and cash equivalents	(1,088)	317
Cash and cash equivalents, beginning of period	1,405	-
Cash and cash equivalents, end of period	$317	$317

Supplemental Cash Flow Information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See notes to the unaudited financial statement.

WHEELCHAIR ADL, INC

(A Development Stage Entity)

Notes to Financial Statement

As of August 31, 2012 (unaudited) and November 30, 2011 (audited)

and the period ended August 31, 2012 (unaudited) and the period

November 10, 2011 (date of inception) through November 30, 2011 (unaudited)

NOTE 1. Nature of Business

ORGANIZATION

Wheelchair ADL Corporation (“The Company”) was incorporated on November 10, 2011 in the State of Nevada as a for-profit Company.  The Company is a development stage company in accordance with FASB ASC 915 Financial Reporting for Development Stage Entities.

The Company was formed to provide technology accessories, using the world’s best mounting systems and applying them to wheelchairs.  The Company provides for adapted mounting to wheelchairs, such items as laptops, cell phones, iPads, fishing poles and any practical accessory.   We use a ball and socket mounting technology, known as Round-A-Mount (“RAM”), to allow our clients to quickly adjust the attached devise to personal positioning requirements using the ADL Swing Arm Kit.  All of our activities of daily living (“ADL”) solutions can be quickly removed from the ADL Swing Arm with the turn of a handle (without tools).  Our ADL Swing Arm is a universal mount for quick, easy fitting for all ADL solutions.

The Company is headquartered in Liberty Lake, Washington.  The elected year end is November 30.

NOTE 2. Significant Accounting Policies

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the period ended August 31, 2012, the Company had limited operations and no history of recurring revenues, as revenue process has commenced in 2011.  The Company is in the development stage.  The Company has an accumulated deficit.  In the absence of raising operating capital through equity or loans, the Company is dependent on financing from its majority shareholder to meet its current operating obligations. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to generate revenues from operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. However, there is no assurance that the Company will attain profitability.

The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

BASIS OF PRESENTATION

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and nine month periods ended August  31, 2012; (b) the financial position at August 31, 2012; and (c) cash flows for the nine month period ended August 31, 2012, have been made.

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

CASH

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.  There were no cash equivalents at August 31, 2012.

REVENUE RECOGNITION

The Company recognizes revenue when product is shipped and risk of loss passes to the consumer.  All revenue is invoiced and receipt of payment is on a net 20 basis or credit card.

ADVERTISING

Advertising costs are expensed as incurred.  During the 3rd quarter, a $100 fee was paid to exhibit at a Special Education Conference hosted by the State of Washington.

RESEARCH AND DEVELOPMENT

The Company expenses research and development costs when incurred.  Research and development costs include designing, prototyping and testing of product.  Indirect costs related to research and developments are allocated based on percentage usage to the research and development.  We spent $0 in research and development costs for the three and nine month periods ended August 31, 2012 and for the period November 10, 2011 (date of inception) through August 31, 2012.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at August 31, 2012.  As of August 31, 2012, the Company had no dilutive potential common shares.

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

NOTE 3. INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of August 31, 2012 the Company has incurred losses for the period from November 10, 2011 (Date of Inception) through August 31, 2012 of $116,837.   The net operating loss in the amount of $116,837, resulting from operating activities, result in deferred tax assets of approximately $39,725 at the effective statutory rates.  The deferred tax asset has been off-set by an equal valuation allowance.

NOTE 4. EQUITY TRANSACTIONS

CLASSES OF STOCK

Preferred Stock:  The Company has designated 5,000,000 shares of preferred stock, with $.001 par value.  All authorized shares have been issued.

Common Stock:  The Company has been authorized 100,000,000 shares of common stock, with $.001 par value.

As of August 31, 2012, 11,013,000 shares have been issued.

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

NOTE 5. RELATED PARTY TRANSACTIONS, COMMITMENTS AND CONTINGENCY

In support of the Company’s efforts and cash requirements, it is relying on advances from its majority shareholder and related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. As of August 31, 2012 and November 30, 2011 there was $5,835 and $0 outstanding as Due to Shareholder, respectively. There are no terms associated with this obligation and it is due on demand of the Shareholder.

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

Wheelchair ADL Solutions Corporation is a development stage company and was incorporated in Nevada on November 10, 2011. The Company was formed to provide technology accessories, using the world’s best mounting systems and applying them to wheelchairs. It is in accordance with SFAS #7 and is considered to be in the development stage.

Results of Operations

The following discussion should be read in conjunction with the condensed financial statements and segment data and in conjunction with the Company's S-1 and amended S-1/A's. Results or interim periods may not be indicative of results for the full year.

During the first three quarters of the fiscal year 2012, the Company was focused on preparing the documentation required to be filed with the Securities and Exchange Commission (SEC) and with the Financial Industry Regulatory Authority (FINRA). On December 9, 2011 the Company filed a Registration Form S-1 and also filed S-1/A Amendments on January 31, 2012, February 28, 2012, March 23, 2012, May 3, 2012 and May 30, 2012 with the SEC.  A Notice of Effectiveness was granted by the SEC on June 22, 2012.

Results of Operations

The Company generated revenues of $871 and $1,645 during the three and nine month periods ended August 31, 2012, respectively.

Total operating expenses for the three and nine months ending August 31, 2012 were $659 and $5,400 resulting in operating gains/(losses) for the periods of $2 and $(4,742), respectively, and a basic net gain/(loss) per share amounting to $0.00 and $(0.00) for the three and nine months ending August 31, 2012.

General and Administrative expenses consisted primarily of SEC reporting and filing fees for the three and nine months ending August 31, 2012 and were $134 and $285, respectively.

Total Professional expenses for the three and nine months ended August 31, 2012 were $525 and $5,115, respectively. The increase in expenses was due to increased EDGAR filing and accounting fees.

Liquidity and Capital Resources

At August 31, 2012 we had a negative working capital of $(5,537) consisting of cash on hand of $317 as compared to working capital of $(795) and cash of $1,405 at November 30, 2011.

Net cash used in operating activities for the nine months ended August 31, 2012 was $1,088.

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

As of August 31, 2012 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of August 31, 2012.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by Q2 2013. Additionally, we plan to test our updated controls and remediate our deficiencies by Q2 2013.

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

31.2

Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial and accounting officer

32.1

Section 1350 Certification of principal executive officer and principal financial and accounting officer

101*

XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed "furnished" and not "filed."

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

Dated: October 18, 2012