Form 10-K
period 2012-11-30
WHEELCHAIR ADL SOLUTIONS
filed 2013-05-29
CIK 1532374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2012

Commission File Number 333-178417

WHEELCHAIR ADL SOLUTIONS CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	45-2596371
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1324 N. Liberty Lake Rd. #169
Liberty Lake, WA	99019
(Address of principal executive offices)	(Zip Code)

(509) 995-5250
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
n/a	n/a

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.001 Par Value
(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes  X . No      .

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      . No  X .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No  X .

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

As of the registrant’s most recently completed second fiscal quarter on May 30, 2012, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant was $1,750, assuming a per share price of $0.25 per share, which was the per share price in our most recent Common Stock issuance, as our Common Stock is not yet publicly traded.  For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of May 17, 2013, the registrant had 11,020,600 shares of Common Stock, $0.001 par value, outstanding.

SPECIAL NOTE ABOUT FORWARD-LOOKING INFORMATION

Certain statements in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are typically identified by the use of the words “believe,” “may,” “could,” “should,” “expect,” “anticipate,” “estimate,” “project,” “propose,” “plan,” “intend,” and similar words and expressions. Statements that describe our future strategic plans, goals, or objectives are also forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. The forward-looking statements included in this report are made only as of the date of this report.

Readers of this report are cautioned that any forward-looking statements, including those regarding us or our management’s current beliefs, expectations, anticipations, estimations, projections, strategies, proposals, plans, or intentions, are not guarantees of future performance or results of events and involve risks and uncertainties, such as:

The forward-looking information is based on present circumstances and on our predictions respecting events that have not occurred, that may not occur, or that may occur with different consequences from those now assumed or anticipated. Actual events or results may differ materially from those discussed in the forward-looking statements. The forward-looking statements included in this report are made only as of the date of this report.

•

We may be deemed to be insolvent and may face liquidation.

•

The auditors’ report for our most recent fiscal year contains an explanatory paragraph about our ability to continue as a going concern.

•

We will require substantial amounts of additional capital from external sources.

•

Any substantial increase in sales will require skilled management of growth.

•

We cannot predict the impact on our activities of the current economic crises.

•

We are authorized to issue substantial additional shares of stock, which would dilute the ownership of our stockholders.

•

Penny stock regulations will impose certain restrictions on resales of our securities, which may cause an investor to lose some or all of its investment.

•

The factors set forth under “Management’s Discussion and Analysis of Analysis of Financial Condition and Results of Operation” and other factors that are not currently known to us that may emerge from time to time.

The forward-looking information is based on present circumstances and on our predictions respecting events that have not occurred, that may not occur, or that may occur with different consequences from those now assumed or anticipated. Actual events or results may differ materially from those discussed in the forward-looking statements. The forward-looking statements included in this report are made only as of the date of this report.

PART I

ITEM 1. BUSINESS

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to:

•

“Wheelchair,” “Wheelchair ADL Solutions Corporation,” “we,” “us,” or “our,” “Successor” and the “Company” are references to the business of Wheelchair ADL Solutions Corporation

•

“Securities Act” refers to the Securities Act of 1933, as amended, and “Exchange Act” refers to the Securities Exchange Act of 1934, as amended

About Wheelchair

Wheelchair ADL Solutions Corporation was incorporated under the laws of the State of Nevada on November 10, 2011.  The company is in the development stage of its business launch.  From inception to date, we have generated limited revenues, and our operations have been limited to start-up, product development and capital formation activities.  Currently there are no employees other than an officer, who is also our sole director.

Business Objective

The Company’s purpose is to distribute and sell for profit wheelchair and healthcare mounts for aiding individuals with disabilities.  Our mounts will employ a quick release technology that makes it easy for the user to adjust, position, or remove the activities of daily living device.  Activities of daily living (ADL) items are devices that allow individuals to be functional in their environment such as iPad holders, camera mounts, music stands, etc.  We intend to source and fabricate the components from United States’ companies and sell in North America, Europe and Asia.  We intend our products to be more affordable and greatly expand upon the limited offerings that are available today.

Wheelchair ADL Solutions Corporation’s products will address and provide solutions to people with disabilities to give those individuals tools that can positively impact their lives.  Therapists like to think of it as an extra hand.  Wheelchair ADL Solutions Corporation’s mounts can be for work, daily subsistence or personal leisure.  What makes the products unique is that we cater to the individual.  We intend our solutions to adjust the activities of daily living solutions to our customers’ “personal positional” needs.  A lot of solutions are rigid and inflexible and the client has to physically adjust their bodies to adapt to the aid device.  For example, a common tool used by therapist is a sling for an arm or shoulder injury.  The slings available today for wheelchairs mount directly on the arm in the direction of the arm.  This can create some real discomfort with some patients.  By utilizing our solution, the client can adjust the sling to the angle that meets their needs.

Market Data

It is currently estimated that almost 1 out of every 100 United States citizens uses a wheelchair for some kind of mobility needs.  This translates to approximately 2.2 million Americans who use wheelchairs and that number continues to grow.  The growth of people using wheelchairs in the United States is due to several factors: just general population growth, veterans being disabled, baby boomers entering retirement age, and the growing obesity problems. Worldwide, it is estimated that between 100 and 130 million people need a wheelchair.  Unfortunately only ten percent of that need is filled.  Hence, approximately ten million people use wheelchairs worldwide.  Annual sales in the United States are estimated at $1.33 billion, which is supplied by 175 wheelchair companies. Worldwide, the latest market figures indicate the wheelchair and scooter markets were at $3.2 billion in 2005 and are expected to grow to $7.4 billion by 2012.  Source: Trends and Issues in Wheeled Mobility Technologies, Rory A. Cooper, Ph.D., and Rosemarie Cooper, M.P.T., A.T.P. Department of Rehabilitation Science and Technology - University of Pittsburgh And Human Engineering Research Laboratories VA Pittsburgh Healthcare System.

In regards to what we are offering, the market is considered at its infancy stage.  Our strategy in our channel strategy will help this get started quickly because of the experience and market share our partners will bring.  Our goal is for our channel strategy to translate into gaining significant market share because we intend to be first to the market with many of our products and the overall quality of our solutions.

Marketing

Our marketing strategy will focus on creating awareness of our brand name and product offerings through corporate and channel marketing efforts when funded.  Below is a list of marketing techniques that we will employ as revenue provides or additional funding is completed.

We plan to participate in the following marketing activities:

1)

Press Release

2)

We plan on utilizing a press release announcing the official launch of Wheelchair ADL Solutions Corporation.

•

PR Newswire or similar services will be used for distribution of press releases.

3)

Social Media Marketing

4)

We plan on promoting our solutions to wheelchair users on social media tools will be very effective since the wheelchair community is somewhat tight because of their common bond.  The Company will develop a Twitter, Facebook and YouTube videos to promote our products.

5)

Website

6)

We plan on implementing a professional update to our current website www.wheelchairadlsolutions.com, future upgrades will include the integration of e-commerce with the website and partners portal.

7)

Print

8)

One of the most effective tools that will be utilized by our partners is an effective product catalog.  Most sales personnel that sell wheelchairs provide catalogs to their clients and additional accessories that they can purchase.

9)

Demo Kit

10)

The Company will offer a deep discounted demo kit so our partners can setup our solutions in their showrooms and also physically to a show and tell for a client if they are interested in purchasing our products.  We may offer additional discount to partners who purchase a demo kit.  The demo kit will include the hardware to mount the popular iPad.

11)

Tradeshows

12)

The strategy is to find specific vertical shows for our target markets.  In our case we would want to target a show that involves wheelchairs and rehab.  This marketing option will be planned on an ongoing basis.  To date we have attended one tradeshow called TBI in the Seattle, WA area (“TBI”).  TBI is a show that focused on solutions for people with brain injuries.  The key for us at that show is we made contacts for division of vocational rehab of Washington and the Vancouver Senior center.

13)

Post Card Campaigns

14)

The objective of post card campaigns is to increase traffic to our website. The post card campaign will have a contest where a person is randomly chosen to win a mount and an activity of daily living attachment, such as a GPS system.

We will analyze the success of our marketing strategy by incorporating sales tracking on a weekly/monthly/quarterly basis and establishing trending so that our sales efforts will focus our selling strategy. The more successful sales forums will be targeted and penetrated, while the lower yielding selling arenas will not be ignored, but instead, strategies will be redesigned to exploit more effective methods of marketing.

Competition

The wheelchair accessory market is underdeveloped.  Primarily the competition is made up of two types of companies:

1)

Companies that make computer mounting stations and an attachable desktop.  These companies are few in number.

2)

Wheelchair manufacturers themselves who have some accessories they offer with their wheelchairs.

In general, the industry lacks product offerings for attaching activities of daily living equipment.  Further, the user typically has to find an engineer or friend who can fabricate a custom designed solution for them.

The one company that stands out today in regards to competition is Daedalus Technologies, Inc.  This company is over 20 years old, and has focused on providing desktops and computer mounting for wheelchairs.  Our competitive edge will be the plethora of attachments that we will offer, our lower cost, and the ease of use of our technology.

Dependence on One or a Few Major Suppliers

We rely on two suppliers for the key components of our designs.  We do not have any exclusive contracts with these suppliers.  Both key suppliers are US companies and have extensive capacity to fill our short term needs for sourcing parts.  Part of our core mounting technology will be sourced from a single supplier due to strong technical advantages, which is heavily patented.  A supplier used to develop the designs will create our products in the short term.

Patent, Trademark, License & Franchise Restrictions and Contractual Obligations & Concessions

We have not entered into any franchise agreements or other contracts that have given, or could give rise to, obligations or concessions. The Company does source components used in our mounting systems that are patent protected by the source vendor.  Beyond our trade name, we do not hold any other intellectual property, trade name or trademarks.

Commission’s Position on Indemnification for Securities Act Liabilities

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of the Registrant pursuant to the provisions of its Certificate of Incorporation, By-Laws, the General Corporation Law of the State of Utah or otherwise, the Registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In event that a claim for indemnification against such liabilities (other than the payment by the Registrant of expenses incurred or paid by a director, officer of controlling person of the Registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the Registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

Where You Can Find Us

Our offices are currently located at Wheelchair ADL Solutions Corporation, #169 – 1324 N. Liberty Lake Rd., Liberty Lake, WA 99019.  Our telephone number is 509-228-8293, and our Website is http://wheelchairadlsolutions.com.

ITEM 1A. RISK FACTORS

The following risk factors should be considered carefully in addition to the other information contained in this report. This report contains forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. These statements are only predictions. The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that may cause our customers’ or our industry’s actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements, to differ. “Risk Factors,” “Management’s Discussion and Analysis” and “Business,” as well as other sections in this report, discuss some of the factors that could contribute to these differences.

The forward-looking statements made in this report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

An investment in our common stock is highly speculative and involves a high degree of risk. Therefore, you should consider all of the risk factors discussed below, as well as the other information contained in this document. You should not invest in our common stock unless you can afford to lose your entire investment and you are not dependent on the funds you are investing.

Risk Factors Relating to Our Company

1. We are a development stage company with very limited operating history and may never be able to effectuate our business plan or achieve any revenues or profitability; at this stage of our business, even with our good faith efforts, potential investors have a high probability of losing their entire investment.

We are subject to all of the risks inherent in the establishment of a new business enterprise. Our Company was established on November 10, 2011. Although we have begun initial investigations into the wheelchair accessory industry, we may not be able to successfully implement our business objectives. There can be no assurance that we will ever achieve any revenues or profitability. The revenue and income potential of our proposed business and operations is unproven, and the lack of operating history makes it difficult to evaluate the future prospects of our business. We have generated limited revenues to date. Accordingly, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a new business, and our Company is a highly speculative venture involving a high degree of financial risk.

2. We expect losses in the future because we have insufficient revenue to offset losses.

As we have limited revenue, we are expecting losses over the next 12 months because we do not have sufficient revenues to offset the expenses associated with the development and implementation of our business plan. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

3. We have a going concern opinion from our auditors, indicating the possibility that we may not be able to continue to operate.

We have not yet established an ongoing source of revenues. Furthermore, we anticipate generating losses for the next 12 months. These factors raise substantial doubt that we will be able to continue operations as a going concern, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements for the years ending November 30, 2012 and 2011. Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reducing operating expenses. Our business strategy may not be successful in addressing these issues. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

4. We will rely on third parties to develop, produce, package, sell, and market our products, which may place us at a competitive disadvantage.

We intend to retain third party firms. We plan to locate and enter into agreements with one or more manufacturing companies that currently manufacture wheelchair accessories. We also plan to locate and enter into agreements with distributors for the sale of our products, and eventually with third party logistics providers to provide order fulfillment services. We also plan to locate and enter into an agreement with a web developer for the purpose of re-developing our website for direct sales of our products to consumers. As a result, we expect to be dependent on those third party firms that we engage. There is no assurance that we will be able to enter into contracts with any such third parties on terms that are favorable to us. If any of our third party contractors’ breaches the contract or does not have the ability, for financial or other reasons, to perform its obligations, we may not be able to implement our business plan. Our reliance on third parties may place us at a competitive disadvantage.

5. If we are unable to obtain additional funding, our business operations will be harmed.

We will require additional funds to implement our business plan. We anticipate that we will require a minimum of $1,250,000 to fund our planned activities for the next twelve months. We hope to raise this capital through the sale of our securities. If we are unable to raise the required capital, our ability to grow will be restricted and our ability to continue to conduct business operations will be harmed. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans, which could cause the Company to become dormant. Furthermore, any additional equity financing may involve substantial dilution to our then existing shareholders.

6. We may not be able to compete with current and potential competitors, some of who have greater resources and experience than we do.

We may not have the resources to compete with our existing competitors or with any new competitors. We intend to compete with many providers of wheelchair accessories all of which have significantly greater personnel, financial, and managerial resources than we do. This competition from other companies with greater resources and reputations may result in our failure to maintain or expand our business.

Moreover, as the demand for wheelchair accessories increases, new companies may enter the market and the influx of added competition will pose an increased risk to our Company. Increased competition may lead to price wars, which would harm us since we would be unable to compete with companies with greater resources. In addition, increased competition and increased demand may create a stress on the wheelchair accessories manufacturers, output capabilities, which may lead to increased prices, which would also harm our ability to compete in the wheelchair accessories market.

7. Since our officers and directors may work or consult for other companies, their other activities could slow down our operations.

Our officers and directors are not required to work exclusively for us and do not devote all of their time to our operations. Presently, our officers and directors allocate only a portion of their time to the operation of our business. Since our officers and directors are currently employed full-time elsewhere, they are able to commit to us only up to 3-6 hours a week. Therefore, it is possible that their pursuit of other activities may slow our operations and reduce our financial results because of the slow-down in operations.

8. We need to retain key personnel to support our business and ongoing operations.

The development of our business and the marketing and sale of our products will continue to place a significant strain on our limited personnel, management, and other resources. Our future success depends upon the continued services of our executive officers and the engagement of key employees and contractors who have critical industry experience and relationships that we rely on to implement our business plan. The loss of the services of any of our officers or the lack of availability of other skilled personnel would negatively impact our ability to develop our company and to market and sell our intended products, which could adversely affect our financial results and impair our growth.

9. Because Mr. Allen has no experience in running a company that sells wheelchair accessories products, they may not be able to successfully operate such a business, which could cause you to lose your investment.

We are a start-up company and we intend to market and sell our wheelchair accessories products. Mr. Allen, our current officer, have effective control over all decisions regarding both policy and operations of our company with no oversight from other management. Our success is contingent upon these individuals' ability to make appropriate business decisions in these areas. It is possible that their lack of relevant operational experience could prevent us from becoming a profitable business and an investor from obtaining a return on his investment in us.

10. The wheelchair accessories industry is subject to the risk of highly volatile price swings.

Fossil fuels and metals are needed for the production of wheelchair accessory products. Even though product production is considered more efficient than traditional plastic production in terms of the use of fossil fuels in the manufacturing process, the wheelchair accessories industry remains dependent on the availability of fossil fuels. Due to the rising costs of petroleum rising on a daily basis and the unstable global oil market, any company relying on fossil fuels as main components of their operating expenses is subject to the risk of highly volatile price swings. Because traditional plastic manufacturing companies use state of the art technology to produce products and purchase petroleum in mass quantities, they are able to keep their costs stable. Any rise in the price petroleum will cause us to incur additional expenses. Thus, we could see retail price jumps in the wheelchair accessories creating volatile price swings.

11. We could be subject to significant and costly product liability claims.

We could be subject to significant product liability claims if the products we sell cause injury or illness. We do not have liability insurance with respect to product liability claims. The costs associated with product liability claims and product recalls could significantly reduce our operating results.

12. Our executive officers own a majority of the outstanding shares of our common stock, and other stockholders may not be able to influence control of the company or decision-making by management of the company.

Our executive officer, Mr. Allen, presently owns or controls 90.8% of our outstanding common stock. As a result, our executive officers have substantial control over all matters submitted to our stockholders for approval including the following matters: election of our Board of Directors; removal of any of our directors; amendment of our Articles of Incorporation or bylaws; and adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us. Other stockholders may consider the corporate decisions made by our executive officers to be inconsistent with the interests of these stockholders. In addition, other stockholders may not be able to change the directors and officers, and are accordingly subject to the risk that management cannot or will not manage the affairs of the company in accordance with such stockholders’ wishes.

13. Because wheelchair accessories are made from metals and fossil fuels, we face the risk of interruption of supply or increase in costs, which would harm our business and results of operation.

It is estimated that 50% of wheelchair accessories products produced are made from plastics.  As a result, we face the risk of interruption of supply or increase in cost. The competition for plastics could be intense, and we may not be able to compete effectively against other purchasers who have higher volume requirements or more established relationships. Even if suppliers have adequate supplies of plastics to produce products, they may be unreliable in meeting delivery schedules, experience their own financial difficulties, provide products of inadequate quality, or provide them at prices, which reduce our profit. Any problems that our manufacturers face with regard to the supply of plastics can be expected to affect our ability to source products, which could have a material adverse effect on our financial condition, business, results of operations, and continued growth prospects.

14. Establishing a new brand requires effective marketing and product placement, which may take a long period of time.

Our principal business strategy is to develop our brand name as a respected brand associated with the highest quality wheelchair accessory products.   The marketing of our intended product is highly dependent on creating favorable consumer perception.    We have minimal advertising experience.   Competitors have significantly greater advertising resources and experience and enjoy well-established brand names.  There can be no assurance that our initial advertising and promotional activities will be successful in creating the desired consumer perception.

15. Our Growth Plan is based upon Management’s projection of what may happen in the future, and such predictions may not occur. Actual results may differ materially.

Our growth plan is based upon Management's projections of estimated available cash flow, expenses, revenue, revenue over profit, earnings before interest, taxes and depreciation, sales cycle time and other measures of projected economic performance. These projections are made in Management's view of what may happen in the future, and are not based upon historical projections.

16. We will incur increased costs as a result of being a public company.

If we are able to become a public company, we will incur significant legal, accounting and other expenses. We expect the laws, rules and regulations governing public companies to increase our legal and financial compliance costs and to make some activities more time-consuming and costly.

17. Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

New or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which may result in additional expenses. While there is limited regulation of our business at the state and federal level, any change to such regulation could adversely affect our business. Our clients are often regulated, and their ability to pay us or our ability to provide services may be impacted by changes in regulation.  We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our business may be materially impacted and our reputation may be harmed.

Risks Relating To Our Common Stock

18. We may, in the future, issue additional common shares, which would reduce investors' percent of ownership and may dilute our share value.

Our Articles of Incorporation authorizes the issuance of 100,000,000 shares of common stock, par value $0.001 per share, of which 11,020,600 shares are issued and outstanding, and 5,000,000 shares of preferred stock, par value $0.001 per share, of which no shares are issued and outstanding. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

19. Our common shares are subject to the "Penny Stock" Rules of the SEC, and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•

That a broker or dealer approve a person’s account for transactions in penny stocks; and

•

The broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quality of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•

Obtain financial information and investment experience objectives of the person; and

•

Make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•

Sets forth the basis on which the broker or dealer made the suitability determination; and

•

That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

20. There is no current trading market for our securities and if a trading market does not develop, purchasers of our securities may have difficulty selling their shares.

There is currently no established public trading market for our securities and an active trading market in our securities may not develop or, if developed, may not be sustained. We intend to have a market maker apply for admission to quotation of our securities on the Over-The-Counter Bulletin Board after the registration statement relating to this prospectus is declared effective by the SEC. We do not yet have a market maker who has agreed to file such application. If for any reason our common stock is not quoted on the Over-The-Counter Bulletin Board or a public trading market does not otherwise develop, purchasers of the shares may have difficulty selling their common stock should they desire to do so. No market makers have committed to becoming market makers for our common stock and none may do so.

21. State securities laws may limit secondary trading, which may restrict the states in which and conditions under which you can sell the shares offered by this prospectus.

Secondary trading in common stock sold in this offering will not be possible in any state until the common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, the common stock in any particular state, the common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted thus causing you to realize a loss on your investment.

22. Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless the value of such shares appreciates and they sell them. There is no assurance that stockholders will be able to sell shares when desired.

23. We may issue shares of preferred stock in the future that may adversely impact your rights as holders of our common stock.

Our Articles of Incorporation authorizes us to issue up to 5,000,000 shares of "blank check" preferred stock. Accordingly, our Board of Directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. To the extent that we do issue such additional shares of preferred stock, your rights as holders of common stock could be impaired thereby, including, without limitation, dilution of your ownership interests in us. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult, which may not be in your interest as holders of common stock.

24. We may seek to raise additional funds, finance acquisitions or develop strategic relationships by issuing capital stock.

We have financed our operations, and we expect to continue to finance our operations, acquisitions and develop strategic relationships, by issuing equity or debt securities, which could significantly reduce the percentage ownership of our existing stockholders. Furthermore, any newly issued securities could have rights, preferences and privileges senior to those of our existing stock. Moreover, any issuances by us of equity securities may be at or below the prevailing market price of our stock and in any event may have a dilutive impact on your ownership interest, which could cause the market price of stock to decline.

25. Legal costs are projected to increase.

There are presently no legal actions pending against the Company or to which it or any of its property are subject, nor to its knowledge are any such proceedings contemplated. In the event there was any such legal action, there would be costs of defense that would be variable. The Company anticipates a general increase in legal counsel cost going forward due to the increased compliance costs of running a public company and the legal work that may be necessary for implementing the Company’s business plan of expansion.

26. Risks related to financial projections.

The financial projections contained in this Prospectus are based on certain assumptions and estimates and, although the Company believes there is a reasonable basis for the assumptions and estimates upon which the projections are based, there can be no assurance that the revenues stated therein will be attained or that expenses will not be higher than estimated.  Much of the information contained in the projections is based on assumptions and estimates that are subject to variations that could be beyond the control of the Company and could have a substantially adverse effect on the performance and profitability of the Company. Accordingly, no representation is or can be made as to the future operations or the amount of any future income or loss of the Company. In addition, the projections were prepared by management and have not been reviewed by any independent certified public accountant.  Each investor should consult his own attorney, accountant or other advisors concerning an investment in the Company.

27. There may be deficiencies with our internal controls that require improvements, and we will be exposed to potential risks from legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002 in the event we become a fully reporting company.

While we believe that we currently have adequate internal control procedures in place, we are still exposed to potential risks from legislation requiring companies to evaluate controls under Section 404a of the Sarbanes-Oxley Act of 2002. Under the supervision and with the participation of our management, we have evaluated our internal controls systems in order to allow management to report on, and our registered independent public accounting firm to attest to, our internal controls, as required by Section 404a of the Sarbanes-Oxley Act. We have performed the system and process evaluation and testing required in an effort to comply with the management certification and auditor attestation requirements of Section 404a. As a result, we have incurred additional expenses and a diversion of management’s time. If we are not able to meet the requirements of Section 404a in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC.

28. Investors may never receive cash distributions, which could result in an investor receiving little or no return on his or her investment.

Distributions are payable at the sole discretion of our board of directors. We do not know the amount of cash that we will generate, if any, once we have more productive operations. Cash distributions are not assured, and we may never be in a position to make distributions.

29. Even if a market develops for our shares, our shares may be thinly traded with wide share price fluctuations, low share prices and minimal liquidity.

If a market for our shares develops, the share price may be volatile with wide fluctuations in response to several factors, including: potential investors’ anticipated feeling regarding our results of operations; ·increased competition; and our ability or inability to generate future revenues.

In addition, if our shares are quoted on the Over-The-Counter Bulletin Board, our share price may be affected by factors that are unrelated or disproportionate to our operating performance. Our share price might be affected by general economic, political, and market conditions, such as recessions, interest rates, or international currency fluctuations. In addition, even if our stock is approved for quotation by a market maker through the Over-The-Counter Bulletin Board, stocks traded over this quotation system are usually thinly traded, highly volatile and not followed by analysts. These factors, which are not under our control, may have a material effect on our share price.

32. We anticipate the need to sell additional authorized shares in the future.  This will result in a dilution to our existing shareholders and a corresponding reduction in their percentage ownership in the Company.

We may seek additional funds through the sale of our common stock. This will result in a dilution effect to our shareholders whereby their percentage ownership interest in the Company is reduced. The magnitude of this dilution effect will be determined by the number of shares we will have to issue in the future to obtain the funds required.  The sale of additional stock to new shareholders will reduce the ownership position of the current shareholders.  The price of each share outstanding common share may decrease in the event we sell additional shares.

36. We may not be able to comply with reporting requirements, and limited information may be available.

We currently have limited assets with which to fund operations and pay for the expenses associated with complying with our reporting requirements under the federal securities laws.  Therefore, we may not be able to comply with those reporting requirements, and investors in our securities would lack current information regarding the Company and our operations.

37. We are an “emerging growth company” under the JOBS Act of 2012, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards.  As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates.

We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any May 30.

38. Our status as an “emerging growth company” under the JOBS Act of 2012 may make it more difficult to raise capital as and when we need it.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company” and because we will have an extended transition period for complying with new or revised financial accounting standards, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it.  Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry.  If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company does not lease or own any real property.  The Company currently maintains a corporate office at 23614 E Sprague Ave, Liberty Lake, WA 99019.  The space is provided to us by our president.  The Company does not pay any rental fees for the use of this space.  The Company feels this space is sufficient at this stage of its operations.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There has been no market for our securities. Our common stock is not traded on any exchange or on the over-the-counter market. We hope to have a market maker file an application with the Financial Industry Regulatory Authority, FINRA for our common stock to be eligible for trading on the OTC Bulletin Board. We have retained a market maker who has agreed to file such application. However, there is no assurance that a trading market will develop, or, if developed, that it will be sustained.

We have sold the following equity securities during the fiscal year ended November 30, 2012:

We sold 400 shares of our S-1 registered common stock to Chris Oglevie for $0.25/share on November 28, 2012.  These shares were not issued until after year end November 30th, 2012.

No securities were repurchased by us during the fiscal year ending November 30, 2012.  As of May 22, 2013, we had 34 shareholders of record of our common stock.

We have never declared dividends or paid cash dividends on our common stock and our board of directors does not intend to distribute dividends in the near future.

Penny Stock Rules

We will be subject to the penny stock rules adopted by the Securities and Exchange Commission (“SEC”) that require brokers to provide extensive disclosure to its customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which in all likelihood would make it difficult for our stockholders to sell their securities.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser’s written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000, or annual income exceeding $200,000 individually, or $300,000 together with his or her spouse, is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

•

Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

•

Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;

•

Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer’s account, the account’s value and information regarding the limited market in penny stocks;

•

Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction, prior to conducting any penny stock transaction in the customer’s account.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling stockholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities. In addition, the liquidity for our securities may be decreased, with a corresponding decrease in the price of our securities. Our shares in all probability will be subject to such penny stock rules and our stockholders will, in all likelihood, find it difficult to sell their securities.

ITEM 6. SELECTED FINANCIAL DATA

As the Company is a “smaller reporting company,” this item is not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

For the Twelve-month Period Ended November 30, 2012 and from Inception (November 10, 2011) through November 30, 2011

The following table sets forth key components of our results of operations for the periods indicated.

	2012	2011
Revenue	$1,645	$639
Cost of Goods Sold	$986	$509
Gross Profit	$659	$130

Operating Expenses	$8,394	$112,225

Operating Income/(Loss)	$(7,735)	$(112,095)

Net Income/(Loss)	$(7,735)	$(112,095)

Revenues consist of sales of our ADL wheelchair accessory products.  Revenues increased in 2012 over 2011 due to additional sales. Gross profit increased due to additional revenues for the year ending November 30, 2012. Operating expenses decreased for the year ended November 30, 2012 over 2011 due to decreased stock compensation to our professionals and consultants.

The following tables set forth key components of our balance sheets as of November 30, 2012 and November 30, 2011, both in dollars.

	2012	2011
Current Assets	$2,178	$1,405

Total Assets	$2,178	$1,405

Current Liabilities	$10,608	$2,200

Total Liabilities	$10,608	$9,409

Stockholders’ Deficit	$(8,430)	$(795)

Total Liabilities and Deficit	$2,178	$1,405

As of November 30, 2012, current assets increased due to an increase in cash.  Current liabilities increased due to an increase in an account payable owed to our majority shareholder.  At November 30, 2012, the Company had cash funds of $2,178.

Liquidity and Capital Resources

The Company has been and is currently operating with a relatively low level of cash and liquidity and that could lead to difficulty if not favorably resolved. The Company desires to improve this situation through additional equity and debt investments in the Company and cash generated from higher revenues.

The Company anticipates that its cash needs for the next twelve months for working capital and capital expenditures will be approximately $15,000. As of November 30, 2012, the Company has $2,178 in cash and believes its current cash and cash flow from operations will only be sufficient to meet anticipated cash needs for the next 6 months for working capital and capital expenditures. The Company’s president and a related party are currently contributing services to the Company, and if the Company were required to pay cash for those services, its cash and cash flow from operations would not be sufficient to meet anticipated cash needs for the next twelve months. The Company will likely require additional cash resources due to possible changed business conditions or other future developments. The Company may seek to sell additional equity or debt securities. The sale of convertible debt securities or additional equity securities could result in additional dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity.

The Company’s ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties, including: investors’ perception of, and demand for, securities of web hosting and related service companies; conditions of the U.S. and other capital markets in which we may seek to raise funds; future results of operations, financial condition and cash flow. Therefore, the Company’s management cannot assure that financing will be available in amounts or on terms acceptable to the Company, or if at all. Any failure by the Company’s management to raise additional funds on terms favorable to the Company could have a material adverse effect on the Company’s liquidity and financial condition.

In the event we are not successful in reaching our sustained revenue targets, we anticipate that depending on market conditions and our plan of operations, we may incur operating losses. We base this expectation, in part, on the fact that we may not be able to generate enough gross profit to cover our operating expenses. Consequently, there remains the possibility that the Company may not continue to operate as a going concern in the long term. As described in our market risks, we are subject to many factors which could detrimentally affect us. Many of these risk factors are outside management’s control, including demand for our products and services, our ability to hire and retain talented and skilled employees and service providers, as well as other factors.

Subsequent Events

Subsequent to November 30, 2012, the Company has issued 7,600 shares for $1,900 in April of 2013 at $0.25/share.  As of May 21, 2013 a total of 11,020,600 shares have been issued.

Emerging Growth Company

We are an “emerging growth company” under the federal securities laws and is subject to reduced public company reporting requirements. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards. As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates.

Critical Accounting Policies

Our financial statements are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue, and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 2 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause an effect on our results of operations, financial position or liquidity for the periods presented in this report.

Revenue Recognition

Revenues from contracts for non-technology integration consulting services with fees based on time and materials are recognized as the services are performed and amounts are earned in accordance with the Securities and Exchange Commission (the “SEC”) Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), as amended by SAB No. 104, “Revenue Recognition” (“SAB 104”). The Company considers amounts to be earned once evidence of an arrangement has been obtained, services are delivered, fees are fixed or determinable, and collectability is reasonably assured. In such contracts, the Company’s efforts, measured by time incurred, typically represent the contractual milestones or output measure, which is the contractual earnings pattern. For non-technology integration consulting contracts with fixed fees, the Company recognizes revenues as amounts become billable in accordance with contract terms, are consistent with the services delivered, and are earned.

Revenues from contracts for technology integration consulting services where the Company designs/redesigns, builds and implements new or enhanced systems applications and related processes for its clients are recognized on the percentage-of-completion method, which involves calculating the percentage of services provided during the reporting period compared to the total estimated services to be provided over the duration of the contract. This method is followed where reasonably dependable estimates of revenues and costs can be made. Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses.

Such revisions may result in increases or decreases to revenues and income and are reflected in the financial statements in the periods in which they are first identified. If the Company’s estimates indicate that a contract loss will occur, a loss provision is recorded in the period in which the loss first becomes probable and reasonably estimable. Contract losses are determined to be the amount by which the estimated direct and indirect costs of the contract exceed the estimated total revenues that will be generated by the contract and are included in cost of services and classified in accrued expenses. There were no uncompleted contracts as of November 30, 2012 and 2011.

Revenues for contracts with multiple elements are allocated based on the lesser of the element’s relative fair value or the amount that is not contingent on future delivery of another element. If the amount of non-contingent revenues allocated to a delivered element accounted for under the percentage-of-completion method of accounting is less than the costs to deliver such services, then such costs are deferred and recognized in future periods when the revenues become non-contingent. Fair value is determined based on the prices charged when each element is sold separately. Elements qualify for separation when the services have value on a stand-alone basis, fair value of the separate elements exists and, in arrangements that include a general right of refund relative to the delivered element, performance of the undelivered element is considered probable and substantially in the Company’s control. While determining fair value and identifying separate elements require judgment, generally fair value and the separate elements are readily identifiable as the Company also sells those elements unaccompanied by other elements.

Revenues include billings for travel and other out-of-pocket expenses prior to reimbursements to the employee by the Company.

The Company reports revenue net of any revenue-based taxes assessed by governmental authorities that are imposed on and concurrent with specific revenue-producing transactions.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As the Company is a “smaller reporting company,” this item is not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Peter Messineo

Certified Public Accountant

1982 Otter Way Palm Harbor FL 34685

peter@pm-cpa.com

T   727.421.6268   F   727.674.0511

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Wheelchair ADL Solutions Corporation

Liberty Lake, Washington

I have audited the accompanying balance sheet of Wheelchair ADL Solutions Corporation (a development stage entity) as of November 30, 2011  and the related statements of operations, stockholder's equity and cash flows for the period then ended and for the period November 10, 2011 (date of inception) through November 30, 2011. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wheelchair ADL Solutions Corporation (a development stage entity) as of November 30, 2011 and the results of its operations and its cash flows for the period then ended and for the period November 10, 2011 (date of inception) through November 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred a loss since inception, has insufficient revenue to cover operating costs or develop its operating plan, has an accumulated deficit and may be unable to raise further equity. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Peter Messineo, CPA

Peter Messineo, CPA

Palm Harbor, Florida

December 5, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Wheelchair ADL Solutions Corporation

We have audited the accompanying balance sheet of Wheelchair ADL Solutions Corporation as of November 30, 2012, and the related statement of operations, stockholders’ deficiency, and cash flows from Inception (November 10, 2011) through November 30, 2012 and the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements as of November 30, 2011 and for the period from Inception (November 10, 2011) through November 30, 2011were audited by another auditor who expressed an unqualified opinion on December 5, 2011.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wheelchair ADL Solutions Corporation as from Inception (November 10, 2011) through November 30, 2012, and the results of its operations and its cash flows for the year then ended and for the period from Inception (November 10, 2011) through November 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has significant net losses and cash flow deficiencies.  Those conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants

Clearwater, Florida

May 24, 2013

PCAOB Registered

AICPA Member

Wheelchair ADL Solutions Corporation
(A Development Stage Entity)
Balance Sheets

	November 30,	November 30,
	2012	2011

ASSETS
Current Assets
Cash and cash equivalents	$2,178	$1,405
Total Current Assets	2,178	1,405

TOTAL ASSETS	$2,178	$1,405

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$20	$2,200
Due to shareholder	10,588	-
Total Current Liabilities	10,608	2,200

TOTAL LIABILITIES	10,608	2,200

Stockholders' Deficit
Preferred stock: 5,000,000 authorized; $0.001 par value No shares issued and outstanding
	-	-
Common stock: 100,000,000 authorized; $0.001 par value 11,013,000 shares issued and outstanding
	11,013	11,013
Additional paid in capital	100,287	100,287
Common Stock Payable	100	-
Accumulated deficit during development stage	(119,830)	(112,095)
TOTAL STOCKHOLDERS' DEFICIT	(8,430)	(795)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,178	$1,405

See auditor's report and notes to the audited financial statement.

Wheelchair ADL Solutions Corporation
(A Development Stage Entity)
Statements of Operations

		November 10, 2011	November 10, 2011
		(inception)	(inception)
	For the Year Ended	through	through
	November 30,	November 30,	November 30,
	2012	2011	2012

Revenues	$1,645	$639	$2,284
Direct costs	986	509	1,495
	659	130	789
Operating Expenses
Compensation	-	110,000	110,000
Professional	7,644	2,000	9,644
General and administrative	750	225	975
Total operating expenses	8,394	112,225	120,619

Net loss from operations	(7,735)	(112,095)	(119,830)
Other income (expense)
Interest expense	-	-	-
Income taxes	-	-	-

Net loss	$(7,735)	$(112,095)	$(119,830)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
	11,013,000	10,050,650

See auditor's report and notes to the audited financial statement.

Wheelchair ADL Corporation
(A Development Stage Entity)
Statement of Stockholders' Equity
							Accumulated
					Additional	Common	Deficit
	Preferred Stock		Common Stock		Paid in	Stock	Development
	Shares	Amount	Shares	Amount	Capital	Payable	Stage	Total

Balance at Inception, November 10, 2011	-	$ -	-	$ -	$ -	$ -	$ -	$ -

Issuance of common stock to founders, November 10, 2011 valued at $0.001 per share	-	-	10,000,000	10,000	-	-	-	10,000

Issuance of common stock for cash, November 10, 2011, $0.10 per share	-	-	13,000	13	1,287	-	-	1,300

Issuance of common stock for services: November 30, 2011, $0.10 per share	-	-	1,000,000	1,000	99,000	-	-	100,000

Net loss	-	-	-	-	-	-	(112,095)	(112,095)

Balance, November 30, 2011	-	-	11,013,000	11,013	100,287	-	(112,095)	(795)

Common Stock Payable	-	-	-	-		100	-	100

Net loss (unaudited)	-	-	-	-	-	-	(7,735)	(7,735)

Balance, February 29, 2012	-	$ -	11,013,000	$ 11,013	$ 100,287	$ 100	$ (119,830)	$(8,430)

See notes to the unaudited financial statement.

Wheelchair ADL Solutions Corporation
(A Development Stage Entity)
Statements of Cash Flows

		November 10, 2011	November 10, 2011
	For the year	(inception)	(inception)
	Ended	through	through
	Nov. 30	Nov. 30	Nov. 30
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(7,735)	$(112,095)	$(119,830)
Adjustment to reconcile Net Income to net cash provided by operations:

Stock-based compensation	-	110,000	110,000
Changes in assets and liabilities:
Accounts payable and accrued expenses	(2,180)	2,200	20
Due to shareholder	10,588	-	10,588
Net Cash Used in Operating Activities	673	105	778

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	100	1,300	1,400
Net Cash Provided by Financing Activates	100	1,300	1,400

Net (decrease) in cash and cash equivalents	773	1,405	2,178
Cash and cash equivalents, beginning of period	1,405	-	-
Cash and cash equivalents, end of period	$2,178	$1,405	$2,178

Supplemental Cash Flow Information
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See auditor's report and notes to the audited financial statement.

NOTE 1. NATURE OF BUSINESS

ORGANIZATION

Wheelchair ADL Solutions Corporation (“The Company”) was incorporated on November 10, 2011 in the State of Nevada as a for-profit Company.  The Company is a development stage company in accordance with FASB ASC 915 Financial Reporting for Development Stage Entities.

The Company was formed to provide mounting solutions for technology accessories, using the world’s best mounting systems and applying them to wheelchairs.  The Company provides mounts to wheelchairs for attaching such items as laptops, cell phones, iPods, fishing poles and any practical accessory.   We use a ball and socket mounting technology, known as  Round-A-Mount (“RAM”), to allow our clients to quickly adjust the attached devise to personal positioning requirements using the ADL Swing Arm Kit.  All of our activities of daily living (“ADL”) solutions can be quickly removed from the ADL Swing Arm with the turn of a handle (without tools).  Our ADL Swing Arm is a universal mount for quick, easy fitting for all ADL solutions.

The Company is headquartered in Liberty Lake Washington.  The elected fiscal year end is November 30.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the period ended November 30, 2012, the Company has had limited operations and no history of recurring revenues, as revenue process has commenced in 2012.  The Company is in the development stage.  The Company has an accumulated deficit.  In the absence of raising operating capital through equity or loans, the Company is dependent on financing from its majority shareholder to meet its current operating obligations. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to generate revenues from operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. However, there is no assurance that the Company will attain profitability.

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

CASH

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.  There were no cash equivalents at November 30, 2012.

REVENUE RECOGNITION

The Company recognizes revenue when product is shipped and risk of loss passes to the consumer.  All revenue is invoiced and receipt occurs prior to delivery.

ADVERTISING

Advertising costs are expensed as incurred.  In fiscal year 2012, a $100 expense was accrued to rent tabletop space at a special needs conference.

RESEARCH AND DEVELOPMENT

The Company expenses research and development costs when incurred.  Research and development costs include designing, prototyping and testing of product.  Indirect costs related to research and developments are allocated based on percentage usage to the research and development.  We spent $0 in research and development costs for the period November 10, 2011 (date of inception) through November 30, 2012.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at since November 30, 2012.  As of November 30, 2012, the Company had no dilutive potential common shares.

RECENTLY ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is intended to improve comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards. This standard clarifies the application of existing fair value measurement requirements including (1) the application of the highest and best use valuation premise, (2) the methodology to measure the fair value of an instrument classified in a reporting entity’s shareholders’ equity, (3) disclosure requirements for quantitative information on Level 3 fair value measurements and (4) guidance on measuring the fair value of financial instruments managed within a portfolio. In addition, the standard requires additional disclosures of the sensitivity of fair value to changes in unobservable inputs for Level 3 securities. This standard is effective for interim and annual reporting periods ending on or after December 15, 2011. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”, which requires that comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The standard also requires entities to disclose on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net earnings. This standard no longer allows companies to present components of other comprehensive income only in the statement of equity. This standard is effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements other than the prescribed change in presentation.

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

NOTE 3. INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of November 30, 2012 the Company had a loss and for the period November 10, 2011 (Date of Inception) through November 30, 2012, the Company incurred losses of $119,830. The net operating loss in the amount of $119,830, resulting from operating activities, result in deferred tax assets of approximately $41,941 at the effective statutory rates.  The deferred tax asset has been off-set by an equal valuation allowance. Currently the Company is open to IRS audits from date of inception year 2011 and 2012.

NOTE 4. EQUITY TRANSACTIONS

CLASSES OF STOCK

Preferred Stock:  The Company has designated 5,000,000 shares of preferred stock, with $.001 par value.  Interim statements had indicated that a number of preferred shares were issued based on corporate resolutions that were not fully executed.   As of November 30, 2012 the value listed for the preferred shares at August 31, 2012 has been added back to additional paid in capital.  As of November 30, 2012 and 2011, none of the authorized preferred shares have been issued.

Common Stock:  The Company has been authorized 100,000,000 shares of common stock, with $.001 par value.

Warrants and options:  There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

The Company issued 10,000,000 shares of common stock to its founders, effective at inception.  Shares were valued at $.001, as there was no immediate market and the value was considered equivalent to the incorporation and development costs incurred by founding individuals.

The Company sold for cash 13,000 shares to individuals during November 2011 for $.10 per share, for a total of $1,300.  The Company sold for cash 400 shares to one individual during November 2012 for $.25 per share, for a total of $100. The 400 shares sold to the one individual were  issued subsequent to November 30, 2012.

The Company issued 1,000,000 shares to two entities for services rendered in connection with the development of the business plan. These services were valued at the share price of the last sales of equities issued for cash, as the share price was more measurable. Shares were valued at $100,000 dollars and charged to compensation expense, included in general and administrative expenses.

NOTE 5. COMMITMENTS AND CONTINGENCY

In support of the Company’s efforts and cash requirements, it is relying on advances from its majority shareholder and related parties until such time that the Company can support its operations or attain adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. As of November 30, 2012, $10,588 has been loaned from the founder to pay for professional expenses.

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

NOTE 6. SUBSEQUENT EVENTS

Subsequent to November 30, 2012, the Company has issued 7,600 shares for $1,900 in April of 2013 at $0.25/share.  This issuance included the $100 in Common Stock Payable for 400 shares as recorded on the Balance Sheet on November 30, 2012. As of May 21, 2013 a total of 11,020,600 shares have been issued.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure.  The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the year ended November 30, 2012 covered by this Form 10-K.  Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Management’s Report on Internal Control over Financial Reporting

As a smaller reporting company and emerging growth company, we are not required to provide a report on the effectiveness of our internal controls over financial reporting until our second annual report (our report on the fiscal year ending November 30, 2013), and we will be exempt from the auditor attestation requirements concerning any such report so long as we are an emerging growth company or a smaller reporting company. We have not yet evaluated whether our internal control procedures are effective, and therefore there is a greater likelihood of undiscovered errors in our internal controls or reported financial statements as compared to issuers that have conducted such evaluations.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names, ages and present principal occupations or employment, and material occupations, positions, offices or employments of our current Directors and executive officers.

Name and Business Address	Age	Position

Matthew Allen 1324 N. Liberty Lake Rd., #169 Liberty Lake, WA 99019	47	President, Treasurer, Secretary and Director

Mike Larson 802 19th St. Lewiston, ID 83501-3172	50	Director

Mr. Matthew Allen, age 47, formed the company on November 10, 2011.  Mr. Allen is serving as the Company’s President, Treasurer, Secretary and Director and is the Company’s principal accounting and financial officer.  Prior to starting Wheelchair ADL Solutions Corporation, Mr. Allen worked in sales selling Auto ID equipment.  Mr. Allen developed his expertise in management and refining his business skills working for a company named Microscan for 18 years.  While at Microscan, Mr. Allen worked as a production controller and helped implement the first MRP system and many processes that allowed them to produce the highest quality products with the quickest lead-time in the fixed mount scanning market place.  Next, Mr. Allen was chartered to create the role of product management to propose, manage and drive product programs for the company.  During his tenure in the Senior Product Manager position, he generated several market plans that generated 13 new products that fueled Microscan’s profitable growth every year to its multi-million dollar state today.  Mr. Allen has also been active in public speaking on technology and participating on standard technology committees.

Mr. Allen holds a Bachelor of Science Degree in Business from the University of Idaho with majors in Finance and Production Management.  Mr. Allen has also studied at the International Institute for Management Development, completing the Product & Market Leadership Program between the years 2003 and 2004.

Mr. Mike Larson, age 50, is a licensed RN, BSN, CEN, and Staff Epidemiologist at the Public Health Idaho North Central District.  Mr. Larson has a Bachelor’s of Science Degree in Nursing from Lewis Clark State College, a Bachelors of Science Secondary Education, Biology from the University of Idaho, and is certified as an Emergency Nurse by the Emergency Nurses Association.  Mr. Larson has twenty years of experience as a nurse, with seventeen and one half years as an Emergency Department Nurse. Mr. Larson is currently working as a Staff Epidemiologist and clinic Nurse Manager, and is involved in the investigation of the reportable diseases and outbreaks for the Public Health Idaho North Central District.

None of our directors qualify as “independent” as that term is defined under the applicable rules and regulations of the SEC, meaning that our directors may have business interests in the Company that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. We believe that the members of our executive team are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material income to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors. Further, we are not a "listed company" under SEC rules and thus we are not required to have a compensation committee or a nominating committee.

We do not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. Our board of directors believes that, given the early stages of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. We do not currently have any specific or minimum criteria for the election of nominees to our board of directors and we do not have any specific process or procedure for evaluating such nominees. Our board of directors assesses all candidates, whether submitted by management or shareholders, and makes recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our Chief Executive Officer at the address appearing on the face page of this Prospectus.

Term of Office

Our bylaws provide that the Board of Directors shall consist of one or more members.  Each director of the Company serves for a term of one year or until the successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders.  Each officer serves, at the pleasure of the Board of Directors, for a term of one year and until the successor is elected at the annual meeting of the Board of Directors and is qualified.  We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities.

None of our Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

Audit Committee

We do not have an audit committee of the Board of Directors. Management has determined not to establish an audit committee at present because of our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so. We do not have a financial expert serving on the Board of Directors or employed as an officer based on management’s belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Section 407 of the Sarbanes-Oxley Act of 2002 and Item 407(d) of Regulation S-K is beyond our limited financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in our financial statements at this stage of our development.

Certain Legal Proceedings

No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Compliance with Section 16(A) Of the Exchange Act

We intend to file a Form 8-A registration statement under Section 12 of the Securities Exchange Act of 1934, as amended, Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.

ITEM 11. EXECUTIVE COMPENSATION

Since our incorporation on November 10, 2011, we have not paid any compensation to our directors or officers in consideration for services rendered to our Company in their capacity as such.  We have no employment agreements with any of our directors or executive officers.  We have no pension, health, annuity, bonus, insurance, stock options, profit sharing, or similar benefit plans.

Since our incorporation on November 10, 2011, no stock options or stock appreciation rights have been granted to any of our directors or executive officers, none of our directors or executive officers exercised any stock options or stock appreciation rights, and none of them hold unexercised stock options.  We have no long-term incentive plans.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of November 30, 2012 for:

•

each of our executive officers and directors;

•

all of our executive officers and directors as a group; and

•

any other beneficial owner of more than 5% of our outstanding Common Stock.

Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and include ordinary shares issuable upon the exercise of stock options that are immediately exercisable or exercisable within 60 days. Except as otherwise indicated, all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws. The information is not necessarily indicative of beneficial ownership for any other purpose.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Matthew Allen 23614 E Sprague Ave Liberty Lake, WA 99019	10,002,000	90.76%
Common Stock	Mike Larson 802 19th St Lewiston, ID 83501	2,000	0.02%
Common Stock	David Rees 175 S. Main Street, 15th Floor Salt Lake City, UT 84111	1,001,000	9.08%
Common Stock	All Officers and Directors as a Group	10,004,000	90.78%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Mr. Matthew Allen, our President and majority shareholder, loaned the Company $9,389 during the fiscal year ending November 30, 2012.  There is no written agreement regarding the repayment of funds, but the Company intends to repay those funds when it is able to do so.  None of the following parties has, since the date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•

The officers and directors;

•

Any person proposed as a nominee for election as a director;

•

Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to the outstanding shares of common stock;

•

Any relative or spouse of any of the foregoing persons who have the same house as such person.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed by our principal independent accountants, DKM Certified Public Accountants, for each of our last two fiscal years for the categories of services indicated.

	Years Ended November 30,
Category	2012	2011
Audit Fees	$3,250	$2,000
Audit Related Fees	4,100	-
Tax Fees	55	-
All Other Fees	294	-
Total	$7,700	$2,000

Audit fees.  Consists of fees billed for the audit of our annual financial statements and review of our interim financial information and services that are normally provided by the accountant in connection with year-end and quarter-end statutory and regulatory filings or engagements.

Audit-related fees.  Consists of fees billed for services relating to review of other regulatory filings including registration statements, periodic reports and audit related consulting.

Tax fees. Consists of professional services rendered by our principal accountant for tax compliance, tax advice and tax planning.

Other fees.  Other services provided by our accountants.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Number	Description

3.1	Articles of Incorporation (incorporated by reference to our Form S-1 Registration Statement filed on December 9, 2011)

3.2	Bylaws (incorporated by reference to our Form S-1 Registration Statement filed on December 9, 2011)

5.1	Opinion of Vincent & Rees, L.C. (incorporated by reference to our Form S-1 Registration Statement filed on December 9, 2011)

14.1	Code of Ethics (incorporated by reference to our Form S-1 Registration Statement filed on December 9, 2011)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wheelchair ADL Solutions Corporation

Date: May 29, 2013	By:	/s/ Matthew Allen
Matthew Allen
Chief Executive Officer
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

May 29, 2013	/s/ Matthew Allen
Matthew Allen, Chief Executive Officer, Chief Financial Officer, and Director

May 29, 2013	/s/ Mike Larson
Mike Larson, Director