Form 10-Q
period 2013-02-28
WHEELCHAIR ADL SOLUTIONS
filed 2013-06-26
CIK 1532374

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED February 28, 2013

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X . No      .

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of June 21, 2013, 11,020,600 shares of common stock, par value $0.001, were issued and outstanding.

F-1

TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as "plan", "anticipate", "believe", "estimate", "should", "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our 10K Annual Report for the fiscal year ended November 30, 2012. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the "SEC"), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, "we," the "Company," "our," and "us" refers to Wheelchair ADL Solution Corporation, a Nevada corporation.

Part I.  Financial Information

Item 1.  Financial Statements.

Wheelchair ADL Solutions Corporation
(A Development Stage Entity)
Balance Sheets

	February 28,	November 30,
	2013	2012
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$3,773	$2,178
Accounts receivable	598	-
Total Current Assets	4,371	2,178

TOTAL ASSETS	$4,371	$2,178

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$583	$20
Due to shareholder	10,601	10,588
Total Current Liabilities	11,184	10,608

TOTAL LIABILITIES	11,184	10,608

Commitments and contingencies

Stockholders' Deficit
Preferred stock: 5,000,000 authorized; $0.001 par value No shares issued and outstanding
	-	-
Common stock: 100,000,000 authorized; $0.001 par value 11,013,000 shares issued and outstanding
	11,013	11,013
Additional paid in capital	100,287	100,287
Common Stock Payable	1,900	100
Accumulated deficit during development stage	(120,013)	(119,830)
Total Stockholders' Deficit	(6,813)	(8,430)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,371	$2,178

See notes to the unaudited financial statements.

Wheelchair ADL Solutions Corporation
(A Development Stage Entity)
Statements of Operations
(unaudited)

	For the three months ended	For the three months ended	November 10,2011
			(inception) through
	February 28,	February 29,	February 28,
	2013	2012	2013

Revenues	$776	$-	$3,060
Direct costs	385	-	1,880
	391	-	1,180

Operating Expenses
Compensation	-	-	110,000
Professional	560	1,850	10,204
General and administrative	14	-	989
Total operating expenses	574	1,850	121,193

Net loss from operations	(183)	(1,850)	(120,013)

Net loss	$(183)	$(1,850)	$(120,013)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0 .00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
	11,013,000	11,013,000

See notes to the unaudited financial statements.

Wheelchair ADL Solutions Corporation
(A Development Stage Entity)
Statement of Stockholders' Equity

						Accumulated
					Additional	Deficit	Common
	Preferred Stock		Common Stock		Paid in	Development	Stock
	Shares	Amount	Shares	Amount	Capital	Stage	Payable	Total

Balance at Inception, November 10, 2011	-	$-	-	$-	$-	$-	$-	$-

Issuance of common stock to founders, November 10, 2011 valued at $0.001 per share	-	-	10,000,000	10,000	-	-	-	10,000

Issuance of common stock for cash,November 30, 2011, $0.10 per share	-	-	13,000	13	1,287	-	-	1,300

Issuance of common stock for services
November 30, 2011, $0.10 per share	-	-	1,000,000	1,000	99,000	-	-	100,000

Net loss	-	-	-	-	-	(112,095)	-	(112,095)

Balance, November 30, 2011	-	-	11,013,000	11,013	100,287	(112,095)	-	(795)

Common Stock Payable	-	-	-	-	-	-	100	100

Net loss	-	-	-	-	-	(7,735)	-	(7,735)

Balance, November 30, 2012 (Audited)	-	-	11,013,000	11,013	100,287	(119,830)	100	(8,430)

Common Stock Payable	-	-	-	-	-	-	1,800	1,800

Net loss	-	-	-	-	-	(183)	-	(183)

Balance, February 28, 2013 (unaudited)	-	$-	11,013,000	$11,013	$100,287	$(120,013)	$1,900	$(6,813)

See notes to the unaudited financial statements.

Wheelchair ADL Solutions Corporation
(A Development Stage Entity)
Statements of Cash Flows
(unaudited)

	For the three	For the three	November 10, 2011
	months ended	months ended	Inception to
	February 28,	February 29,	February 28,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(183)	$(1,850)	$(120,013)
Adjustment to reconcile Net Income to net cash provided by operations:

Stock-based compensation	-	-	110,000
Changes in assets and liabilities:
Accounts receivable	(598)	-	(598)
Accounts payable and accrued expenses	563	(1,450)	583
Due to shareholder	13	2,000	10,601
Net Cash Used in Operating Activities	(205)	(1,300)	573

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	1,800	-	3,200
Net Cash Provided by Financing Activates	1,800	-	3,200

Net (decrease) in cash and cash equivalents	1,595	(1,300)	3,773
Cash and cash equivalents, beginning of period	2,178	1,405	-
Cash and cash equivalents, end of period	$3,773	$105	$3,773

Supplemental Cash Flow Information
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See notes to the unaudited financial statements.

Wheelchair ADL Solutions Corporation

(A Development Stage Entity)

Notes to Financial Statement

As of February 28, 2013 (unaudited) and November 30, 2012 (audited)

and the periods ended February 28, 2013 (unaudited) and the period

November 10, 2011 (date of inception) through February 28, 2013 (unaudited)

NOTE 1. Nature of Business

ORGANIZATION

Wheelchair ADL Corporation (the “Company”) was incorporated on November 10, 2011 in the State of Nevada as a for-profit Company. The Company is a development stage company in accordance with FASB ASC 915 Financial Reporting for Development Stage Entities.

The Company was formed to provide technology accessories, using the world’s best mounting systems and applying them to wheelchairs.  The Company provides mounting solutions to wheelchairs for attaching such items as laptops, cell phones, iPods, fishing poles and any practical accessory.   We use a ball and socket mounting technology, known as Round-A-Mount (“RAM”), to allow our clients to quickly adjust the attached devise to personal positioning requirements using the ADL Swing Arm Kit.  All of our activities of daily living (“ADL”) solutions can be quickly removed for the ADL Swing Arm with the turn of a handle (without tools).  Our ADL Swing Arm is a universal mount for quick, easy fitting for all ADL solutions.

The Company is headquartered in Liberty Lake, Washington.  The elected year end is November 30.

NOTE 2. Significant Accounting Policies

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the period ended February 28, 2013, the Company had limited operations and no history of recurring revenues, as revenue process has commenced in 2011.  The Company is in the development stage.  The Company has an accumulated deficit.  In the absence of raising operating capital through equity or loans, the Company is dependent on financing from its majority shareholder to meet its current operating obligations. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to generate revenues from operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. However, there is no assurance that the Company will attain profitability.

The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

BASIS OF PRESENTATION

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information regarding the Company’s significant accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2012 filed with the Securities and Exchange Commission on May 29, 2013.

The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States. In the opinion of management, these financial statements include all adjustments necessary in order to make them not misleading.

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three months ended February 28, 2013 and February 29, 2012; (b) the financial position at February 28, 2013; and (c) cash flows for the three months ended February 28, 2013 and February 29, 2012, have been made.

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

CASH

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.  There were no cash equivalents at February 28, 2013.

REVENUE RECOGNITION

The Company recognizes revenue when product is shipped and risk of loss passes to the consumer.  All revenue is invoiced and receipt occurs prior to delivery.

ADVERTISING

Advertising costs are expensed as incurred.  No advertising costs have been incurred for the three month period ending February 28, 2013.

RESEARCH AND DEVELOPMENT

The Company expenses research and development costs when incurred.  Research and development costs include designing, prototyping and testing of product.  Indirect costs related to research and developments are allocated based on percentage usage to the research and development.  We spent $0 in research and development costs for the three month period ending February 28, 2013 and for the period November 10, 2011 (date of inception) through February 28, 2012.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at February 28, 2013.  As of February 28, 2013, the Company had no dilutive potential common shares.

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

NOTE 3. INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  For the period from November 10, 2011, (Date of Inception), through February 28, 2013, the Company incurred a loss of $120,013.   The net operating loss in the amount of $120,013, resulting from operating activities, result in deferred tax assets of approximately $42,004 at the effective statutory rate of 34%.  The deferred tax asset has been off-set by an equal valuation allowance.  The open years for IRS audits are 2011 and 2012.

NOTE 4. EQUITY TRANSACTIONS

CLASSES OF STOCK

Preferred Stock:  The Company has designated 5,000,000 shares of preferred stock, with $0.001 par value.  No shares are issued or outstanding

Common Stock:  The Company is authorized to issue 100,000,000 shares of common stock, with $0.001 par value.

As of February 28, 2013, 11,013,000 shares have been issued.

Warrants and options:  There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

The Company issued 10,000,000 shares of common to its founders, effective at inception.  Shares were valued at $0.001, as there was no immediate market and the value was considered equivalent to the incorporation and development costs incurred by founding individuals.

The Company issued 1,000,000 shares to two entities for services rendered in connection with the development of the business plan. These services were valued at the share price of the last sales of equities issued for cash, as the share price was more measurable. Shares were valued at $100,000 dollars and charged to compensation expense, included in general and administrative expenses.

The Company sold for cash 13,000 shares to individuals during November 2011 for $0.10 per share, for a total of $1,300. The Company sold an additional 400 shares in the 4th quarter ending November 30, 2012 and 7,200 shares in the 1st quarter ending February 28, 2013. The additional 7,600 shares were sold at $0.25/share and issued on April 8, 2013.

NOTE 5. RELATED PARTY TRANSACTIONS, COMMITMENTS, AND CONTINGENCY

In support of the Company’s efforts and cash requirements, it is relying on advances from its majority shareholder and related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. As of February 28, 2013 and November 30, 2012 there were amounts of $10,601 and $10,588 Due to sharelolder outstanding, respectively.

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

NOTE 6. SUBSEQUENT EVENTS

The Company sold 400 shares for cash in the 4th quarter ending November 30, 2012 and 7,200 shares for cash in the 1st quarter ending February 28, 2013.  The additional 7,600 shares sold in those sales were sold at $0.25/share and issued on April 8, 2013.

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

Results of Operations

The following discussion should be read in conjunction with the condensed financial statements and segment data and in conjunction with the Company's 2012 Annual Report on Form 10-K. Results or interim periods may not be indicative of results for the full year.

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

Results of Operations

The Company generated revenues of $776 and $0 during the three months ended February 28, 2013 and February 29, 2012.

Total operating expenses for the three month periods ending February 28, 2013 and February 29, 2012 were $574 and $1,850, resulting in operating losses of $183 and $1,850, respectively.  The basic net loss per share was $(0.00) for the three month periods ending February 28, 2013 and February 29, 2012.

Direct costs of $385 recorded for the three month period ending February 28, 2013 are tied to parts that were purchased to assemble the tablet mounts which are sold to Special Education groups in school districts.

General and Administrative expenses consisted of postage fees for the three month period ending February 28, 2013 and were $14. There were no General and Administrative expenses for the three months ended February 29, 2012.

Total Professional expenses for the three month period ending February 28, 2013 were $560 as compared to $1,850 for the three months ended February 29, 2012. The expenses accrued are comprised of accounting and EDGAR filing fees.

Liquidity and Capital Resources

At February 28, 2013 we had a negative working capital of $(6,813) consisting of cash on hand of $3,773 as compared to working capital of $(8,430) and cash of $2,178 at November 30, 2012.

Net cash used in operating activities for the three months ended February 28, 2013 and February 29, 2012 was $205 and $1,300, respectively.

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

As of February 28, 2013 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of February 28, 2013.

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

We hope that these initiatives will be at least partially, if not fully, implemented by November 30, 2013. Additionally, we plan to test our updated controls and remediate our deficiencies by November 30, 2013.

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

Dated: June 25, 2013