Form 10-Q
period 2013-05-31
WHEELCHAIR ADL SOLUTIONS
filed 2013-07-16
CIK 1532374

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED May 31, 2013

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 12, 2013, 11,020,600 shares of common stock, par value $0.001, were issued and outstanding.

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

Part I.  Financial Information

Item 1.  Financial Statements.

Wheelchair ADL Solutions Corporation
(A Development Stage Entity)
Balance Sheets

	May 31,	November 30,
	2013	2012
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$2,333	$2,178
Accounts receivable	-	-
Total Current Assets	2,333	2,178

TOTAL ASSETS	$2,333	$2,178

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$75	$20
Due to shareholder	10,382	10,588
Total Current Liabilities	10,457	10,608

Commitments and Contingencies

TOTAL LIABILITIES	10,457	10,608

Stockholders' Deficit
Preferred stock: 5,000,000 authorized; $0.001 par value No shares issued and outstanding
	-	-

Common stock: 100,000,000 authorized; $0.001 par value 11,020,600 & 11,013,000 shares issued and outstanding
	11,021	11,013
Additional paid in capital	102,179	100,287
Common Stock Payable	-	100
Accumulated deficit during development stage	(121,324)	(119,830)
Total Stockholders' Deficit	(8,124)	(8,430)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,333	$2,178

See notes to the unaudited financial statements.

Wheelchair ADL Solutions Corporation
(A Development Stage Entity)
Statements of Operations
(unaudited)

	For the Three Months Ended	For the Three Months Ended	For the	For the	November 10,
			Six Months Ended	Six Months Ended	2011 (inception) through
	May 31,	May 31,	May 31,	May 31,	May 31,
	2013	2012	2013	2012	2013

Revenues	$254	$774	$1,030	$774	$3,314
Direct costs	-	777	385	777	1,880
	254	(3)	645	(3)	1,434

Operating Expenses
Compensation	-	-	-	-	110,000
Professional	1,540	2,740	2,100	4,590	11,744
General and administrative	25	151	39	151	1,014
Total operating expenses	1,565	2,891	2,139	4,741	122,758

Net loss from operations	(1,311)	(2,894)	(1,494)	(4,744)	(121,324)

Net loss	$(1,311)	$(2,894)	$(1,494)	$(4,744)	$(121,324)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	11,023,946	11,013,000	11,018,533	11,013,000

See notes to the unaudited financial statements.

Wheelchair ADL Solutions Corporation
(A Development Stage Entity)
Statement of Stockholders' Equity

						Accumulated
					Additional	Deficit	Common
	Preferred Stock		Common Stock		Paid in	Development	Stock
	Shares	Amount $	Shares	Amount $	Capital $	Stage $	Payable $	Total $

Balance at Inception, November 10, 2011	-	-	-	-	-	-	-	-

Issuance of common stock to founders, November 10, 2011 valued at $0.001 per share	-	-	10,000,000	10,000	-	-	-	10,000

Issuance of common stock for cash,November 30, 2011, $0.10 per share	-	-	13,000	13	1,287	-	-	1,300

Issuance of common stock for services
November 30, 2011, $0.10 per share	-	-	1,000,000	1,000	99,000	-	-	100,000

Net loss	-	-	-	-	-	(112,095)	-	(112,095)

Balance, November 30, 2011	-	-	11,013,000	11,013	100,287	(112,095)	-	(795)

Common Stock Payable	-	-	-	-	-	-	100	100

Net loss	-	-	-	-	-	(7,735)	-	(7,735)

Balance, November 30, 2012 (Audited)	-	-	11,013,000	11,013	100,287	(119,830)	100	(8,430)

Common Stock Payable	-	-	-	-	-	-	1,800	1,800

Issuance of Common Stock for Cash,
April 8, 2013, $0.25 per share	-	-	7,600	8	1,892	-	(1,900)	-

Net loss	-	-	-	-	-	(1,494)	-	(1,494)

Balance, May 31, 2013 (unaudited)	-	-	11,020,600	11,021	102,179	(121,324)	-	(8,124)

See notes to the unaudited financial statements.

Wheelchair ADL Solutions Corporation
(A Development Stage Entity)
Statements of Cash Flows
(unaudited)

	For the Six	For the Six	November 10, 2011
	Months Ended	Months Ended	Inception to
	May 31,	May 31,	May 31,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,494)	$(4,744)	$(121,324)
Adjustment to reconcile Net Income to net cash provided by operations:

Stock-based compensation	-	-	110,000
Changes in assets and liabilities:
Accounts receivable	-	-	-
Accounts payable and accrued expenses	55	(1,450)	75
Net Cash Used in Operating Activities	(1,439)	(6,194)	(11,249)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to shareholder	(206)	5,700	10,382
Issuance of common stock	1,800	-	3,200
Net Cash Provided by Financing Activates	1,594	5,700	13,582

Net (decrease) in cash and cash equivalents	155	(494)	2,333
Cash and cash equivalents, beginning of period	2,178	1,405	-
Cash and cash equivalents, end of period	$2,333	$911	$2,333

Supplemental Cash Flow Information
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See notes to the unaudited financial statements.

Wheelchair ADL Solutions Corporation

(A Development Stage Entity)

Notes to Financial Statements

May 31, 2013

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

The Company is headquartered in Liberty Lake, Washington.  The elected year end is November 30.

NOTE 2. Significant Accounting Policies

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the period ended May 31, 2013, the Company had limited operations and no history of recurring revenues, as revenue process has commenced in 2011.  The Company is in the development stage.  The Company has an accumulated deficit.  In the absence of raising operating capital through equity or loans, the Company is dependent on financing from its majority shareholder to meet its current operating obligations. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to generate revenues from operations and to achieve a level of profitability. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. However, there is no assurance that the Company will attain profitability.

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

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and six months ended May 31, 2013 and May 31, 2012; (b) the financial position at May 31, 2013; and (c) cash flows for the six months ended May 31, 2013 and May 31, 2012, have been made.

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

CASH

The Company considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.  There were no cash equivalents at May 31, 2013.

REVENUE RECOGNITION

The Company recognizes revenue when product is shipped and risk of loss passes to the consumer.  All revenue is invoiced and receipt occurs prior to delivery.

ADVERTISING

Advertising costs are expensed as incurred.  No advertising costs have been incurred for the six month period ending May 31, 2013.

RESEARCH AND DEVELOPMENT

The Company expenses research and development costs when incurred.  Research and development costs include designing, prototyping and testing of product.  Indirect costs related to research and developments are allocated based on percentage usage to the research and development.  We spent $0 in research and development costs for the six month period ending May 31, 2013 and for the period November 10, 2011 (date of inception) through May 31, 2012.

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

The Company may issue restricted stock to consultants for various services.  Cost for these transactions will be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is to be measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete. The company has issued shares as compensation for services associated with the registration of the common shares.

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

Basic net income (loss) per common share is based on the weighted average number of shares of common stock outstanding at May 31, 2013.  As of May 31, 2013, the Company had no dilutive potential common shares.

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

NOTE 3. INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  For the period from November 10, 2011, (Date of Inception), through May 31, 2013, the Company incurred a loss of $121,324.   The net operating loss in the amount of $121,324, resulting from operating activities, result in deferred tax assets of approximately $41,250 at the effective statutory rate of 34%.  The deferred tax asset has been off-set by an equal valuation allowance.  The open years for IRS audits are 2011 and 2012.

NOTE 4. EQUITY TRANSACTIONS

CLASSES OF STOCK

Preferred Stock:  The Company has authorized 5,000,000 shares of preferred stock, with $0.001 par value.  No shares are issued or outstanding

Common Stock:  The Company is authorized to issue 100,000,000 shares of common stock, with $0.001 par value.

As of May 31, 2013, 11,020,600 shares have been issued.

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

The Company issued 1,000,000 shares to two entities on November 30, 2011 for services rendered in connection with the development of the business plan.  These services were valued at the share price of the last sales of equities issued for cash, as the share price was more measurable.  Shares were valued at $100,000 dollars and charged to compensation expense, included in general and administrative expenses.

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

NOTE 5. RELATED PARTY TRANSACTIONS, COMMITMENTS, AND CONTINGENCY

In support of the Company’s efforts and cash requirements, it is relying on advances from its majority shareholder and related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. As of May 31, 2013 and November 30, 2012 there were amounts of $10,382 and $10,588 Due to shareholder outstanding, respectively.

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

Results of Operations

The Company generated revenues of $254, $1,030, $774 and $774 during the three and six months ended May 31, 2013 and May 31, 2012.

Total operating expenses for the three and six month periods ending May 31, 2013 and May 31, 2012 were $1,565, $2,139, $2,891 and $4,744, resulting in operating losses of $1,311, $1,494, $2,894, and $4,744, respectively.  The basic net losses per share were $(0.00) for the three and six month periods ending May 31, 2013 and May 31, 2012.

During the three month period ending May 31, 2013 did not have direct costs associated with sales.

General and Administrative expenses for the three and six month periods ending May 31, 2013 and 2012 were $25, $39, $151, and $151, respectively.

Total Professional expenses for the three and six month periods ending May 31, 2013 were $1,540 and $2,100 as compared to $2,740 and $4,590 for the three and six months ended May 31, 2012. The expenses accrued are comprised of accounting, auditing, and EDGAR filing fees.

Liquidity and Capital Resources

At May 31, 2013 we had a negative working capital of $(8,124) consisting of cash on hand of $2,333 as compared to working capital of $(8,430) and cash of $2,178 at November 30, 2012.

Net cash used in operating activities for the six months ended May 31, 2013 and May 31, 2012, were $1,439 and $6,194, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, management has concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective.

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

The Company’s management has evaluated the effectiveness of the Company’s internal controls over financial reporting as of the end of the period covered by this report. Based upon that evaluation, management has concluded that, as of the end of the period covered by this report, the Company’s internal controls over financial reporting were not effective.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses as more fully described below.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of May 31, 2013.

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

101

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

Dated: July 16, 2013